Form 10-K
Sequoia Mortgage Trust 2012-6
filed 2013-03-29
CIK 1561167

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2012

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-179292-05

      Sequoia Mortgage Trust 2012-6
      (exact name of issuing entity as specified in its charter)

      Sequoia Residential Funding, Inc.
      (exact name of the depositor as specified in its charter)

      Commission file number of depositor: 333-179292

      RWT Holdings, Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                38-3891365
  (State or other jurisdiction of         38-3891366
  incorporation or organization)          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the "FHLB-Seattle") filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against the depositor, Redwood Trust, Inc., Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the "FHLB-Seattle Defendants") alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the "Seattle Certificate") issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the "2005-4 RMBS") and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS,
(2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys' fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2012, the FHLB-Seattle had received approximately $108 million of principal and $10.9 million of interest payments in respect of the Seattle Certificate. As of December 31, 2012, the Seattle Certificate had a remaining outstanding principal amount of approximately $25 million. The claims were subsequently dismissed for lack of personal jurisdiction as to the depositor and Redwood Trust. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle's claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation ("Schwab") filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against the depositor and 26 other defendants (collectively, the "Schwab Defendants") alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to the depositor, Schwab alleges that the depositor made false or misleading statements in offering materials for a mortgage pass-through certificate (the "Schwab Certificate") issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys' fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2012, Schwab had received approximately $12 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of December 31, 2012, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.8 million. The depositor has denied Schwab's allegations. The depositor believes that this case is without merit, and intends to defend the action vigorously. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago ("FHLB-Chicago") filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against the depositor and more than 45 other named defendants (collectively, the "FHLB-Chicago Defendants") alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust and another one of Redwood Trust's subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, RWT Holdings, and the depositor, the FHLB-Chicago alleges that Redwood Trust, RWT Holdings, and the depositor made false or misleading statements in the offering materials for two mortgage pass-through certificates (the "Chicago Certificates") issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the "2006-1 RMBS") and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans,
(4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. Section 78A-8(2) & Section 78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys' fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, at December 31, 2012, the FHLB Chicago had received approximately $68 million of principal and $23 million of interest payments in respect of this Chicago Certificate. As of December 31, 2012, this Chicago Certificate had a remaining outstanding principal amount of approximately $37 million. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, at December 31, 2012, the FHLB Chicago had received approximately $244 million of principal and $78 million of interest payments in respect of this Chicago Certificate. As of December 31, 2012, this Chicago Certificate had a remaining outstanding principal amount of approximately $133 million (after taking into account approximately $1.6 million of principal losses allocated to this Chicago Certificate). The depositor, Redwood Trust, and RWT Holdings have denied FHLB-Chicago's allegations. The depositor believes that this case is without merit, and the depositor intends to defend the action vigorously. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters are also named defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

The business of the sponsor, the depositor, the seller and their affiliates has included, and continues to include, activities relating to the acquisition and securitization of residential mortgage loans. In addition, the business of the sponsor has, in the past, included activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of their involvement in the securitization and CDO businesses, the sponsor, the depositor, the seller and their affiliates could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and could also become the subject of governmental investigations, enforcement actions, or lawsuits and governmental authorities could allege that these entities violated applicable law or regulation in the conduct of their business.

In fact, the sponsor and its affiliates have received, and responded to, information requests and subpoenas from two governmental authorities (one by the SEC relating to the sponsor's CDO business and one by the National Credit Union Administration relating to a residential mortgage securitization conducted by the sponsor and the depositor). It is possible that the sponsor, the depositor, the seller or their affiliates might not be successful in defending or responding to any litigation, governmental investigation or related action and any losses incurred as a result of the resolution of any such action or investigation could have a material adverse effect on the sponsor, the depositor, the seller or their affiliates. In any case, regardless of the merits of any allegation or legal action that may be brought against the sponsor, the depositor, the seller or their affiliates, or of their success in defending against such allegations or legal actions, the costs of defending against any such allegation or legal action may be significant or material and could have a material adverse effect on the sponsor, the depositor, the seller or their affiliates.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The seller and servicing administrator, the sponsor and the depositor are each wholly-owned subsidiaries of Redwood Trust, Inc. The seller maintains a warehouse line of credit to finance its holdings of mortgage loans with Wells Fargo Bank, N.A., also the master servicer and securities administrator. The seller will use a portion of the proceeds of the sale of the certificates to repay outstanding debt under that warehouse line of credit.

There is not currently, and there was not during the past two years, any material business relationship, agreement, arrangement, transaction or understanding that is or was entered into outside the ordinary course of business or is or was on terms other than would be obtained in an arm's length transaction with an unrelated third party, between (a) any of the seller, the sponsor, the depositor and the issuing entity on the one hand and (b) any of the trustee, any servicer, the custodian, the master servicer or any originator of the mortgage loans on the other hand.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The registrant has prepared the Table below in connection with this transaction. The Table shows, in one compiled format, which entity participating in a servicing function for this transaction was assigned responsibility for each criterion in Item 1122(d). In the Table below, certain criteria are not applicable, given the structure of the offering, and accordingly no entity is assigned responsibility for such criteria.


SEQUOIA RESIDENTIAL FUNDING, INC.

Reg AB 1122(d)

Regulation AB      Servicing Criteria                           Wells Fargo   PHH Mortgage  First      Cenlar FSB,
Reference                                                       Bank, as      Corp., as     Republic   as Servicer
                                                                Master        Servicer      Bank, as
                                                                Servicer,                   Servicer
                                                                Securities
                                                                Administrator
                                                                and Paying
                                                                Agent

                   General Servicing Considerations
1122(d)(1)(i)      Policies and procedures are instituted        X             X             X          X
                   to monitor any performance or other triggers
                   and events of default in accordance with the
                   transaction agreements.

1122(d)(1)(ii)     If any material servicing activities are      X             X             X          X
                   outsourced to third parties, policies and
                   procedures are instituted to monitor the
                   third party's performance and complaiance
                   with such servicing activities.

1122(d)(1)(iii)    Any requirements in the transaction          N/A           N/A           N/A        N/A
                   agreements to maintain a back-up servicer
                   for the pool assets are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and omissions      X             X             X          X
                   policy is in effect on the party
                   participating in the servicing fuction
                   throughout the reporting period in the
                   amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

                   Cash Collection and Administration
1122(d)(2)(i)      Payments on pool assets are deposited         X             X             X          X
                   into the appropriate  bank collection
                   accounts and related bank clearing accounts
                   no more than two business days following
                   receipt, or such other number of days
                   specified in the transaction agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on       X             X             X          X
                   behalf of an obligor or to an investor are
                   made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees regarding     X             X             X          X
                   collections, cash flows or distributions,
                   and any interest or other fes charged for
                   such advances, are made, reviewed and
                   approved as specified in the transaction
                   agreements.

1122(d)(2)(iv)     The related accounts for the transaction,     X             X             X          X
                   such as cash reserve accounts or accounts
                   established as a form of over
                   overcollateralization, are separately
                   maintained (e.g., with respect to
                   commingling of cash) as set forth in the
                   transaction agreements.

1122(d)(2)(v)      Each collection account is maintained at a    X             X             X          X
                   federally insured depository institution
                   as set forth in the transaction agreements.
                   For purposes of this criterion, "federally"
                   insured depository institution" with
                   respect to a foreign  financial
                   institution means a foreign financial
                   institution that meets  the requirements
                   of Rule 13k-1(b)(1) of the Securities
                   Exchange Act.

1122(d)(2)(vi)     Unissued checks are safeguarded so as to      X             X             X
                   prevent unauthorized access.

1122(d)(2)(vii)    Reconciliations are prepared on a monthly     X             X             X          X
                   basis for all asset-backed securities
                   related bank accounts, including collection
                   accounts and related bank clearing
                   accounts. These reconciliations are (A)
                   mathematically accurate; (B) prepared
                   within 30  calendar days after the bank
                   statement cutoff date, or such other
                   number of days specified in the transaction
                   agreements; (C) reviewed and approved by
                   someone other than the person who prepared
                   the reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved within
                   90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
                   agreements.

                   Investor Remittances and Reporting
1122(d)(3)(i)      Reports to investors, including those to be   X             X             X          X
                   filed with the Commission, are maintained                   (Except NOT   (Except NOT
                   in accordance with the transaction                          1122(d)(3)    1122(d)(3)
                   agreements and applicable Commission                        (i)(C))       (i)(C))
                   requirements. Specifically, such reports
                   (A) are prepared in accordance with
                   timeframes and other terms set forth in the
                   transaction agreements; (B) provide
                   information calculated in accordance with
                   the terms specified in the transaction
                   agreements; (C) are filed with the
                   Commission as required by its rules and
                   regulations; and (D) agree with the
                   investors' or trustee's records as to the
                   total unpaid principal balance and number
                   of loans serviced by the Servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated and    X             X             X          X
                   remitted in accordance with timeframes
                   distribution priority and other terma set
                   forth in the transaction agreements.

1122(d)(3)(iii)    Disbursements made to an investor are         X             X             X          X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
                   agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the         X             X             X          X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.

                   Pool Asset Administration
1122(d)(4)(i)      Collateral or security on pool assets                       X             X          X
                   is maintained as required by the
                   transaction agreements or related
                   pool asset documents.

1122(d)(4)(ii)     Pool assets and related documents are                       X             X          X
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)    Any additions, removals or substitutions                    X             X          X
                   to the asset pool are made, reviewed
                   and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)     Payments on pool assets, including any                      X             X          X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
                   with the related pool asset documents.

1122(d)(4)(v)      The Servicer's records regarding the                        X             X          X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or                        X             X          X
                   status of an obligor's pool assets (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

1122(d)(4)(vii)    Loss mitigation or recovery actions                         X             X          X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii)   Records documenting collection efforts                      X             X          X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
                   exampl, phone calls, letters, and payment
                   rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates                      X             X          X
                   of return for pool assets with variable
                   rates are computed based on the related
                   pool asset documents.

1122(d)(4)(x)      Regarding any funds held in trust for                       X             X          X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related pool asset, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor                       X             X          X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xii)    Any late payment penalties in                               X             X          X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   Servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an                          X             X          X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs, and               X             X             X          X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other            N/A           N/A           N/A        N/A
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   Regulation AB, is maintained as set
                   forth in the transaction agreements.



SEQUOIA RESIDENTIAL FUNDING, INC.

Reg AB 1122(d)

Regulation AB      Servicing Criteria                           Redwood Residential      Wells Fargo Bank, as
Reference                                                       Acquisition              Custodian
                                                                Corporation, as
                                                                Servicing
                                                                Administrator

                   General Servicing Considerations
1122(d)(1)(i)      Policies and procedures are instituted
                   to monitor any performance or other triggers
                   and events of default in accordance with the
                   transaction agreements.

1122(d)(1)(ii)     If any material servicing activities are
                   outsourced to third parties, policies and
                   procedures are instituted to monitor the
                   third party's performance and complaiance
                   with such servicing activities.

1122(d)(1)(iii)    Any requirements in the transaction          N/A                      N/A
                   agreements to maintain a back-up servicer
                   for the pool assets are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and omissions
                   policy is in effect on the party
                   participating in the servicing fuction
                   throughout the reporting period in the
                   amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

                   Cash Collection and Administration
1122(d)(2)(i)      Payments on pool assets are deposited
                   into the appropriate  bank collection
                   accounts and related bank clearing accounts
                   no more than two business days following
                   receipt, or such other number of days
                   specified in the transaction agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on
                   behalf of an obligor or to an investor are
                   made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees regarding     X
                   collections, cash flows or distributions,
                   and any interest or other fes charged for
                   such advances, are made, reviewed and
                   approved as specified in the transaction
                   agreements.

1122(d)(2)(iv)     The related accounts for the transaction,
                   such as cash reserve accounts or accounts
                   established as a form of over
                   overcollateralization, are separately
                   maintained (e.g., with respect to
                   commingling of cash) as set forth in the
                   transaction agreements.

1122(d)(2)(v)      Each collection account is maintained at a
                   federally insured depository institution
                   as set forth in the transaction agreements.
                   For purposes of this criterion, "federally"
                   insured depository institution" with
                   respect to a foreign  financial
                   institution means a foreign financial
                   institution that meets  the requirements
                   of Rule 13k-1(b)(1) of the Securities
                   Exchange Act.

1122(d)(2)(vi)     Unissued checks are safeguarded so as to
                   prevent unauthorized access.

1122(d)(2)(vii)    Reconciliations are prepared on a monthly
                   basis for all asset-backed securities
                   related bank accounts, including collection
                   accounts and related bank clearing
                   accounts. These reconciliations are (A)
                   mathematically accurate; (B) prepared
                   within 30  calendar days after the bank
                   statement cutoff date, or such other
                   number of days specified in the transaction
                   agreements; (C) reviewed and approved by
                   someone other than the person who prepared
                   the reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved within
                   90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
                   agreements.

                   Investor Remittances and Reporting
1122(d)(3)(i)      Reports to investors, including those to be
                   filed with the Commission, are maintained
                   in accordance with the transaction
                   agreements and applicable Commission
                   requirements. Specifically, such reports
                   (A) are prepared in accordance with
                   timeframes and other terms set forth in the
                   transaction agreements; (B) provide
                   information calculated in accordance with
                   the terms specified in the transaction
                   agreements; (C) are filed with the
                   Commission as required by its rules and
                   regulations; and (D) agree with the
                   investors' or trustee's records as to the
                   total unpaid principal balance and number
                   of loans serviced by the Servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated and
                   remitted in accordance with timeframes
                   distribution priority and other terma set
                   forth in the transaction agreements.

1122(d)(3)(iii)    Disbursements made to an investor are
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
                   agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.

                   Pool Asset Administration

1122(d)(4)(i)      Collateral or security on pool assets                                  X
                   is maintained as required by the
                   transaction agreements or related
                   pool asset documents.

1122(d)(4)(ii)     Pool assets and related documents are                                  X
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)    Any additions, removals or substitutions
                   to the asset pool are made, reviewed
                   and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)     Payments on pool assets, including any
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
                   with the related pool asset documents.

1122(d)(4)(v)      The Servicer's records regarding the
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or
                   status of an obligor's pool assets (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

1122(d)(4)(vii)    Loss mitigation or recovery actions
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii)   Records documenting collection efforts
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
                   exampl, phone calls, letters, and payment
                   rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates
                   of return for pool assets with variable
                   rates are computed based on the related
                   pool asset documents.

1122(d)(4)(x)      Regarding any funds held in trust for
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related pool asset, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xii)    Any late payment penalties in
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   Servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs, and
                   uncollectible accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other            N/A                      N/A
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   Regulation AB, is maintained as set
                   forth in the transaction agreements.


The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by PHH Mortgage (the "2012 PHH Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item and 1122(d)(4)(vii) of Regulation AB. The 2012 PHH Assessment is attached to this Form 10-K as exhibit 33.3.

1122(d)(4)(vii) During the year ended December 31, 2012, the Asserting Party could not provide documentation to support that foreclosure and repossession procedures that were not concluded in accordance with the timelines in the transaction agreements were outside the control of the Asserting Party.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank (the "2012 Wells Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as exhibit 33.6.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargo's determination that there was material instances of noncompliance at the platform level.

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:
* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Management's Discussion on Material Instances of Noncompliance by the Company
Disclosure: During the Period, Wells Fargo identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

The identified Payment Errors and Reporting Errors on such RMBS transactions were attributable to certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments and losses and associated investor reporting.

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Management's determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Management delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Material Instance of Noncompliance by any Vendor
NONE
Material Deficiencies in Company's Policies and Procedures to Monitor Vendor's Compliance
NONE



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Cenlar, FSB as Servicer
    33.2 First Republic Bank as Servicer
    33.3 PHH Mortgage Corporation as Servicer
    33.4 Redwood Residential Acquisition Corporation as Servicing Administrator
    33.5 Wells Fargo Bank, N.A. as Custodian
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Cenlar, FSB as Servicer
    34.2 First Republic Bank as Servicer
    34.3 PHH Mortgage Corporation as Servicer
    34.4 Redwood Residential Acquisition Corporation as Servicing Administrator
    34.5 Wells Fargo Bank, N.A. as Custodian
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Cenlar, FSB as Servicer
    35.2 First Republic Bank as Servicer
    35.3 PHH Mortgage Corporation as Servicer
    35.4 Redwood Residential Acquisition Corporation as Servicing Administrator
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Sequoia Residential Funding, Inc.
   (Depositor)


   /s/ John Isbrandtsen
   John Isbrandtsen, Chairman of the Board and Chief Executive Officer (senior officer in charge of securitization of the depositor)


    Date:   March 29, 2013



  Exhibit Index

  Exhibit No.


   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Cenlar, FSB as Servicer
    33.2 First Republic Bank as Servicer
    33.3 PHH Mortgage Corporation as Servicer
    33.4 Redwood Residential Acquisition Corporation as Servicing Administrator
    33.5 Wells Fargo Bank, N.A. as Custodian
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Cenlar, FSB as Servicer
    34.2 First Republic Bank as Servicer
    34.3 PHH Mortgage Corporation as Servicer
    34.4 Redwood Residential Acquisition Corporation as Servicing Administrator
    34.5 Wells Fargo Bank, N.A. as Custodian
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 Cenlar, FSB as Servicer
    35.2 First Republic Bank as Servicer
    35.3 PHH Mortgage Corporation as Servicer
    35.4 Redwood Residential Acquisition Corporation as Servicing Administrator
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
