Form 10-K/A
period 2013-12-31
Sequoia Mortgage Trust 2012-6
filed 2014-12-22
CIK 1561167

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

Not applicable

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014, and amended by the Amendment No. 1 to Form 10-K filed May 19, 2014, is to revise Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria in the body of the Form 10-K to replace in its entirety the material instance of noncompliance disclosure by PHH Mortgage Corporation.

No other changes have been made to the Form 10-K other than the change described above. This Amendment No. 2 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

The instances of noncompliance involving foreclosure and repossession procedures that were not concluded in accordance with the timelines in the transaction agreements were outside the control of PHH and there are no issues for PHH Mortgage Corporation to remediate. The published Fannie Mae foreclosure timelines vary by state. PHH Mortgage Corporation reviewed each of the subject loan transactions in detail and concluded that, in each case, the delay in concluding foreclosure proceedings was permissible under Fannie Mae Servicing Guide Announcement SVC-2010-12 because the delay was due to reasons and circumstances outside the control of PHH Mortgage Corporation. These reasons and circumstances consisted of court delay, state mandated documentation change delay, investor delay, attorney error delay, title delay, bankruptcy delay, loss mitigation delay and contested foreclosure delay. Additionally, PHH Mortgage Corporation has reviewed its records and determined that it has not conducted foreclosure proceedings with respect to any of the mortgage loans in this Sequoia transaction.

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

Date: December 22, 2014

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