Form 10-K/A
period 2015-12-31
Sequoia Mortgage Trust 2012-6
filed 2016-09-26
CIK 1561167

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

Not applicable

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (the “Form 10-K”), is to file: (1) an amended Management Assessment of First Republic Bank (the “Bank”) dated September 14, 2016, filed herein as Exhibit 33.2, affirming that the Bank, as Servicer, is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of residential mortgage loans serviced for others (the “Platform”) as of and for the year ended December 31, 2015, including the Bank’s responsibility for assessing compliance with the servicing criteria set forth in Item 1122(d)(2)(iv); and (2) an amended Report of Independent Registered Public Accounting Firm of KPMG LLP dated September 14, 2016, filed herein as Exhibit 34.2, expressing their opinion that the Bank’s amended management assessment that the Bank complied with the applicable servicing criteria under Item 1122(d) of Regulation AB as of and for the year ended December 31, 2015, is fairly stated, in all material respects.

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

Sequoia Residential Funding, Inc.

(Depositor)

/s/ Christopher J. Abate
Chairman of the Board, President and Chief Financial Officer
(senior officer in charge of securitization of the depositor)

Date: September 26, 2016

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