Form 10-K
period 2024-12-31
Sequoia Mortgage Trust 2012-6
filed 2025-03-31
CIK 1561167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

0001530239

(Central Index Key Number of sponsor)

RWT Holdings, Inc.

(Exact name of sponsor as specified in its charter)

New York	38-3891365 38-3891366
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A. 388 Greenwich Street, 26th Floor New York, New York	10013
(Address of principal executive offices of the issuing entity)	(Zip Code)

(212) 816-4936

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

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

SEQUOIA RESIDENTIAL FUNDING, INC.

SEMT 2012-6

Regulation AB 1122(d)

Regulation AB Reference	Servicing Criteria	CTCNA, as Master Servicer	Citibank, N.A., as Securities Administrator and Paying Agent	JPMorgan Chase Bank, N.A., as Servicer	Cenlar FSB, as Servicer	Redwood Residential Acquisition Corporation, as Servicing Administrator	CTCNA, as Custodian

General Servicing Considerations

1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X	X	X	X

1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.	X	X	X	X

1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are maintained.	N/A	N/A	N/A	N/A	N/A	N/A

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

		X	X	X	X

1122(d)(2)(vi)	Unissued checks are safeguarded so as to prevent unauthorized access.	X	X	X

1122(d)(2)(vii)	Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including collection accounts and related bank clearing accounts. These reconciliations are (A)	X	X	X	X

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

		X (Except NOT 1122 (d)(3)(i)(C))	X	X (Except NOT 1122 (d)(3)(i)(C))	X (Except NOT 1122 (d)(3)(i)(C))

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of	X	X	X	X

payment, or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.	X	X**	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.	X	X**	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.	X	X

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

		X	X

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

*

The Revised PSA inadvertently and mistakenly indicates by “X” that Citibank, N.A. performs Reg AB Item 1122(d)(4)(xiv). However, this Chart, as well as Citibank, N.A.’s management assessment report and report of the independent accountants are accurate in that Reg AB Item 1122(d)(4)(xiv) is not performed by Citibank, N.A. This Reg AB Item 1122(d)(4)(xiv) servicing criteria function is being performed by other parties. In this SEMT 2012-6 transaction, the Reg AB Item 1122(d)(4)(xiv) servicing criteria function is performed by CTCNA, as master servicer, and by underlying servicers JPMorgan Chase Bank, N.A. and Cenlar FSB.

**

The Cenlar Servicing Agreement indicates by “X” that Cenlar FSB performs Reg AB Items 1122(d)(4)(i-ii). However, Cenlar FSB’s management assessment report and report of the independent accountants state that Reg AB Items 1122(d)(4)(i-ii) are not performed by Cenlar FSB. In this SEMT 2012-6 transaction, the Reg AB Items 1122(d)(4)(i-ii) servicing criteria functions, as to Cenlar FSB, are instead performed by CTCNA as custodian.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:

(1)
Not Applicable

(2)
Not Applicable

(3)
Exhibits listed below are included as indicated below:

Exhibit Number	Description

(4)

Amended and Restated Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Sequoia Residential Funding, Inc., as depositor, Computershare Trust Company, National Association (as successor to Wells

Fargo Bank, N.A.), as master servicer, Citibank, N.A., as securities administrator and Christiana Trust, A Division of Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Form 8-K filed on January 6, 2014, Exhibit 20.2) (SEC File Number 33-179292-05)

(31)	Rule 13a-14(d)/15d-14(d) Certification

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 Cenlar FSB, as Servicer

33.1a CoreLogic Tax Services, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

33.1b American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, “Assurant”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

33.2 JPMorgan Chase Bank, N.A., as Servicer

33.3 Redwood Residential Acquisition Corporation, as Servicing Administrator

33.4 Computershare Trust Company, National Association, as Custodian

33.5 Computershare Trust Company, National Association, as Master Servicer

33.6 Citibank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Cenlar FSB, as Servicer

34.1a CoreLogic Tax Services, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.1b American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, “Assurant”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.2 JPMorgan Chase Bank, N.A., as Servicer

34.3 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.4 Computershare Trust Company, National Association, as Custodian

34.5 Computershare Trust Company, National Association, as Master Servicer

34.6 Citibank, N.A., as Securities Administrator and Paying Agent

(35)	Servicer Compliance Statement

35.1 Cenlar FSB, as Servicer

35.2 JPMorgan Chase Bank, N.A., as Servicer

35.3 Redwood Residential Acquisition Corporation, as Servicing Administrator

35.4 Computershare Trust Company, National Association, as Master Servicer

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

Date: March 28, 2025